Form 10-K
period 2004-06-30
SECURITISATION ADV SERV MEDALLION TRUST SERIES 2004-1G
filed 2004-09-28
CIK 1284535

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(MARK ONE)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended June 30, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


Commission file number: 333-75072

                  SECURITISATION ADVISORY SERVICES PTY. LIMITED
                  ---------------------------------------------
        in its capacity as manager of the Medallion Trust Series 2004-1G
                               ABN 88 064 133 946
             (Exact name of Registrant as specified in its charter)


             Australian Capital Territory, Commonwealth of Australia
                 (State or Other Jurisdiction of Incorporation)

                Level 7, 48 Martin Place, Sydney, 2000 Australia
                    (Address of principal executive offices)


I.R.S. Employment identification No.
N/A

Registrant's telephone, including area code:
(011) 612-9378-5293

Securities registered or to be registered pursuant to Section 12(b) of the Act:
None

Securities required to be registered pursuant to Section 12(g) of the Act:
None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

         Yes  |X|      No  [ ]

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. [X]


Indicated by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. NOT APPLICABLE

The information required for some items in Form 10-K is "not applicable" to the Trust or the Trust Manager. As used in this Annual Report filed on Form 10-K, "not applicable" or "Not Applicable" means that the response to the referenced item is omitted in reliance on the procedures outlined in the numerous no-action letters issued by the Commission's staff with respect to substantially similar certificates and trusts that filed annual reports on Form 10-K.

                                TABLE OF CONTENTS

PART I

Item 1.  Business................................................................................................1
Item 2.  Properties..............................................................................................1
Item 3.  Legal Proceedings.......................................................................................1
Item 4.  Submission of Matters to a Vote of Security Holders.....................................................1


PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters...................................1
Item 6.  Selected Financial Data.................................................................................2
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operation....................2
Item 7A. Quantitative and Qualitative Disclosures About Market Risk..............................................3
Item 8.  Financial Statements and Supplementary Data.............................................................4
Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure....................4


PART III

Item 10. Directors and Executive Officers of the Registrant.....................................................4
Item 11. Executive Compensation.................................................................................4
Item 12. Security Ownership of Certain Beneficial Owners and Management.........................................5
Item 13. Certain Relationships and Related Transactions ........................................................5
Item 14. Principal Account Fees and Services ...................................................................5


PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on From 8-K .......................................5


                                     PART I

Item 1.  BUSINESS

         This Annual Report on Form 10-K relates to the Medallion Trust Series 2004-1G (the "Trust") and the Class A-1 Mortgage-Backed Floating Rate Notes (the Class A-1 Notes) and the Class A-3 Mortgage-Backed Floating Rate Notes (the Class A-3 Notes, together with the Class A-1 Notes the "Class A Notes") issued pursuant to the Offshore Note Trust Deed dated as of March 25, 2004 (the "Offshore Note Trust Deed"), between Perpetual Trustee Company Limited, as Issuer Trustee (the "Issuer Trustee"), Securitisation Advisory Services Pty. Limited, as Manager (the "Manager"), and The Bank of New York, New York Branch as initial Offshore Note Trustee (the "Offshore Note Trustee"). Capitalized terms used in this Form 10-K and not defined have the same meanings given to them in the Prospectus related to the Class A-1 Notes and the Class A-3 Notes.

         The only business of the Trust is the collection and distribution of payments on the residential mortgage loans in the manner described in the Registration Statement on Form S-3 (File No. 333-75072) (the "Registration Statement"). Accordingly, there is no relevant information to report in response to Item 101 of Regulation S-K.


Item 2.  PROPERTY

         The Registrant and the Trust do not have any physical properties. Information regarding the mortgage loans is furnished under Item -15 - Exhibit 99.1.


Item 3.  LEGAL PROCEEDINGS

         The Manager knows of no material legal proceedings involving any of the Trust, the Manager or the Issuer Trustee which were pending as of June 30, 2004, or as of the date of this report.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No votes or consents of Noteholders were solicited during the fiscal year for any purpose.

                                     PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Class A-1 Notes and the Class A-3 Notes are not traded on any nationally recognized exchange in the United States. The Class A-1 Notes and the Class A-3 Notes are listed and exchanged on the Irish Stock Exchange.

         The Class A Notes are currently represented by certificates registered in the name of Cede & Co., as nominee of The Depository Trust Company ("DTC") in the case of the Class A-1 Notes, or a common depository for and on behalf of Clearstream, Luxembourg and Euroclear, in the case of the Class A-3 Notes . Accordingly, Cede & Co. is the sole holder of record of the Class A Notes, which it held on behalf of approximately 25 brokers, dealers, banks and other direct participants in DTC, Clearstream,Luxembourg and Euroclear systems.



         Since the Trust pays no dividends with respect to the Class A-1 Notes and Class A-3 Notes, the information required by Item 201(c) of Regulation S-K regarding dividends is inapplicable to the Trust. See Exhibit 99.1 for information with respect to distributions to Noteholders.


Item 6.  SELECTED FINANCIAL DATA

         The regular quarterly servicing report, which is required to be included with each quarterly distribution of the Trust's assets to Noteholders, sets forth for the prior quarter, as well as cumulatively, all of the relevant financial information required by the Offshore Note Trust Deed to be reported to Noteholders.

         The quarterly servicing report for the Distribution Date in May 25, 2004 for the fiscal year ended June 30, 2004 is incorporated herein as Exhibit 99.1.

         The foregoing presents all relevant financial information relating to the Trust. Because of the limited business activity of the Trust, the Selected Financial Data in Item 301 of Regulation S-K would not provide any meaningful additional information.


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         Because of the limited business activity of the Trust, the presentation of Management's Discussion and Analysis of Financial Condition and Results of Operations, as otherwise would be required by Item 303 of Regulation S-K, would not be meaningful. All relevant information is contained in the quarterly servicing reports (filed under Current Reports on Form 8-K) as described above.


Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Currency Exchange Control Risk

         Interest and principal payments to holders of the Class A-1 Notes are paid in United States dollars ("U.S. dollars") and holders of the Class A-3 Notes are paid in Euros. However, payments on the housing loans are received by the Issuer Trustee in Australian dollars, in Australia (the "collections"). Pursuant to certain swap agreements (the "Swap Agreements"), the Issuer Trustee is required to pay a portion of the collections to a certain swap counterparty (the "Currency Swap Provider"), who in turn pays ("Swap Currency Exchange"), at the direction of the Issuer Trustee, U.S. dollars and/or Euros to the Noteholders, (the "Currency Swap"). It is possible that in the future Australia may impose exchange controls that affect the availability of Australian dollar payments for making payments under the Currency Swap. The holders of the Class A-1 Notes and the Class A-3 Notes will bear the risk of the imposition of foreign exchange controls by the Australian government that impact upon the Issuer Trustee's ability to exchange the collections for U.S. dollars and Euros. The Issuer Trustee has no control over such risk, which will generally be affected by economic and political events in Australia. If the Issuer Trustee does not have sufficient funds to pay the Currency Swap Provider the A$ Class A Interest Amount on a Distribution Date, the Currency Swap Provider will not be required to make the corresponding US$ or Euro payment to the Principal Paying Agent and, after the applicable grace period, the Currency Swap Provider may terminate the Currency Swaps. In such event, it is unlikely that the Trust would have sufficient U.S. dollars or Euros to make the payments due on the Class A-1 and the Class A-3 Notes.

Under temporary Australian foreign exchange controls, which may change in the future, payments by an Australian resident to, by order of or on behalf of the following payees may only be made with Reserve Bank of Australia approval:

         o     any of the following:

               o  the Embassy or Consulate-General of the Federal
                  Republic of Yugoslavia (Serbia and Montenegro) (in respect of any amount in excess of $100,000);

               o  the Narodna Banka Jugoslavije (including Banque
                  Nationale de Yugoslavie) (in respect of any amount in excess of $100,000);or

               o certain other persons and entities listed in instruments issued under the Australian Banking (Foreign Exchange) Regulations and published on behalf of the Reserve
                  Bank of Australia in the Commonwealth of Australia Gazette on 24 October 2001; or

         o certain ministers and senior officials of the government of Zimbabwe listed in instruments issued under the Australian Banking (Foreign Exchange) Regulations and published on behalf of the Reserve Bank of Australia in the Commonwealth of Australia Gazette on 11 December 2002.

         Additionally, under Part 4 of the Charter of the United Nations Act 1945 and the Australian Charter of United Nations (Terrorism and Dealings with Assets) Regulations 2002, the approval of the Australian Minister for Foreign Affairs, or the Minister's delegate, is required with respect to certain payments and actions in relation to an asset proscribed under, or which is owned or controlled directly or indirectly by a person or entity proscribed under, those provisions or is an asset derived or generated from such assets (proscribed persons presently include, amongst others, the Taliban, Usama bin Laden and other persons and entities connected with them). Such restrictions may change in the future.

         Under Part 4 of the Australian Charter of the United Nations Act 1945 and the Iraq (Reconstruction and Repeal of Sanctions) Regulations 2003, the approval of the Minister for Foreign Affairs, or the Minister's delegate, is required with respect to certain payments and actions in relation to certain Iraqi assets, assets acquired directly or indirectly by certain Iraqis or assets derived or generated from such assets.


         Currency Exchange Rate Risk

         Interest  and  principal  on the  Class A-1  Notes is  payable  in U.S.
dollars and on the Class Notes the Class A-3 Notes in Euros, and the Trust's primary source for funding its payments on the Class A-1 and the Class A-3 Notes is its collections on the mortgage loans, which will be collected in Australian dollars. If the Currency Swap Provider were to fail to perform under the Currency Swap or were to be discharged from such performance because of a default thereunder by the Trust, the Trust might have to exchange its Australian dollars for U.S. dollars or Euros at an exchange rate that is currently less favorable to the Trust than when the Currency Swap was entered into and might therefore not have sufficient U.S. dollars or Euros to make timely payments on the Class A-1 and the Class A-3 Notes, even though the delinquency and loss experienced on the mortgage loans may be acceptable.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         As discussed above,  furnishing the financial  information  required by
Item 8 of Form 10-K would not add any relevant information to that provided by the foregoing statements. Because the Class A-1 Notes and the Class A-3 Notes are essentially "pass-through" securities, the Trust will have "income" only in the limited sense of collecting payments on the residential mortgage loans. The only material items of "expense" for the Trust will be the amounts paid as servicing compensation, other amounts due on the redraw bonds, if any, the amounts due to the redraw facility provider, and potentially certain payments relating to any other credit enhancement facilities. The quarterly servicing reports (filed under Current Reports on Form 8-K) provide all material information regarding the amounts of the "income" and "expenses" of the Trust.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.



                                    PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Since the Trust will not have directors  or executive  officers,  this item is not applicable.


Item 11.  EXECUTIVE COMPENSATION

         Since the Trust will not have  directors  or executive  officers,  this item is not applicable.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          All of the Class A-1 Noteholders maintained their security positions with the Depository Trust Company. All of the the Class A-3 Noteholders maintained their security position with Clearstream, Luxembourg or Euroclear. While some of the Noteholders' security positions in the Trust may exceed 5% of the outstanding amount of the Class A-1 Notes or Class A-3 Notes, such Class A-1 Notes and Class A-3 Notes do not constitute voting securities within the meaning of Item 403 of Regulation S-K.

          None of the officers or directors of the Registrant owns a beneficial interest in the Trust, nor in the Registrant.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The Registrant received Manager's Fee payments from the Trust in accordance with the terms of the Offshore Note Trust Deed and Series Supplement.


Item 14.  PRINCIPLE ACCOUNT FEES AND SERVICES

          Not applicable.


                                     PART IV


Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a) (1) and (2):

          Incorporated herein as Exhibit 99.1 are the aggregate totals of the quarterly servicing reports to the Trust for the fiscal year ended June 30, 2004. A copy of the Officer's Certificate of Compliance is attached hereto as Exhibit No. 99.3. A Custodial Services Audit Report is not included due to the first audit date being post September 2004.

          (a) (3) EXHIBITS:

--------------- -------------------------------------------------- ------------
                                                                      Method
Designation                      Description                         of Filing
--------------- -------------------------------------------------- ------------

Exhibit 31.1    302 Certification                                         31

Exhibit 99.1    Aggregate Totals for the Fiscal Year                     99.1

Exhibit 99.2    Independent Auditor's Annual Servicer Compliance         99.2
                Certificate

Exhibit 99.3    Trust Manager's Officer's Certificate of Compliance      99.3

Exhibit 99.4    Servicer's Certificate of Compliance                     99.4

         (b) On June 1, 2004 a report on Form 8-K was filed by the Registrant in order to provide the statements for quarterly distributions to the Noteholders. No other reports on Form 8-K have been filed during the last fiscal year covered by this Report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it meets all of the requirements for this report to be signed by on its behalf by the undersigned, thereunto duly authorized.

                                              SECURITISATION ADVISORY
                                              SERVICES PTY. LIMITED


                                                 /s/  Marten Touw
                                              ----------------------------------
                                              Name:   Marten Touw
                                              Title:  Director
Date: September 3, 2004

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                /s/  Geof Steel
                              ----------------------------------------------
                              Name:  Geoffrey Michael Steel
                              Title: Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

Date: September 3, 2004


                                /s/  Marten Touw
                              ----------------------------------------------
                              Name:  Marten Touw
                              Title: Director
Date: September 3, 2004


                                /s/  Geof Steel
                              ----------------------------------------------
                              Name:  Geoffrey Michael Steel
                              Title: Director
Date: September 3, 2004


                                /s/  Craig Carland
                              ----------------------------------------------
                              Name:  Craig Anthony Carland
                              Title: Director
Date: September 3, 2004


                                /s/  Ronald Wayne Hoy
                              ----------------------------------------------
                              Name:  Ronald Wayne Hoy
                              Title: Director
Date: September 3, 2004

                                INDEX TO EXHIBITS


   EXHIBIT NO.     DOCUMENT DESCRIPTION
   -----------     --------------------
       31.1        302 Certification
       99.1        Aggregate Totals for the Fiscal Year
       99.2        Independent Auditor's Annual Servicer Compliance Certificate
       99.3        Trust Manager's Officer's Certificate of Compliance
       99.4        Servicer's Certificate of Compliance